Form 10-K
period 2018-12-31
BBCMS Mortgage Trust 2018-C2
filed 2019-03-19
CIK 1754913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-226850-01

Central Index Key Number of the issuing entity: 0001754913

BBCMS Mortgage Trust 2018-C2

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001541480

Barclays Commercial Mortgage Securities LLC

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000312070

Barclays Bank PLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405

Starwood Mortgage Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4096513 38-4096514 38-7206274 (I.R.S. Employer Identification Number)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 412-4000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       ☐                                                                                                  Accelerated filer                                   ☐

Non-accelerated filer         ⌧  (Do not check if a smaller reporting company)                          Smaller reporting company                           ☐

                                                                                                                                               Emerging growth company                           ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The GNL Portfolio Mortgage Loan, the Fidelis Portfolio Mortgage Loan, the Home Depot Technology Center Mortgage Loan, the Shelbourne Global Portfolio II Mortgage Loan and the One River Place Mortgage Loan, which constituted approximately 6.1%, 5.5%, 3.4%, 2.8% and 1.7%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the GNL Portfolio Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Fidelis Portfolio Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Home Depot Technology Center Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Shelbourne Global Portfolio II Mortgage Loan which is an asset of the issuing entity and four other pari passu loans, which are not assets of the issuing entity and (e) with respect to the One River Place Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the GNL Portfolio Mortgage Loan, the Fidelis Portfolio Mortgage Loan, the Home Depot Technology Center Mortgage Loan, the Shelbourne Global Portfolio II Mortgage Loan and the One River Place Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity (except with respect to the GNL Portfolio Mortgage Loan and Shelbourne Global Portfolio II Mortgage Loan, which are being primary serviced by KeyBank National Association and Berkeley Point Capital LLC d/b/a Newmark Knight Frank, respectively), are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Fair Oaks Mall Mortgage Loan, which constituted approximately 1.2% of the asset pool of the issuing entity as of its cut-off date.  The Fair Oaks Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Fair Oaks Mall Mortgage Loan and five other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BANK 2018-BNK12 transaction, Commission File Number 333-206847-09 (the “BANK 2018-BNK12 Transaction”). This loan combination, including the Fair Oaks Mall Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2018-BNK12 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the BANK 2018-BNK12 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the BANK 2018-BNK12 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Christiana Mall Mortgage Loan, which constituted approximately 6.1% of the asset pool of the issuing entity as of its cut-off date.  The Christiana Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Christiana Mall Mortgage Loan and eleven other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BBCMS 2018-CHRS Mortgage Trust transaction (the “BBCMS 2018-CHRS Transaction”). This loan combination, including the Christiana Mall Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the BBCMS 2018-CHRS Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the servicer under the trust and servicing agreement for the BBCMS 2018-CHRS Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the BBCMS 2018-CHRS Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Zenith Ridge Mortgage Loan, which constituted approximately 2.8% of the asset pool of the issuing entity as of its cut-off date.  The Zenith Ridge Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Zenith Ridge Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CD 2018-CD7 Mortgage Trust transaction, Commission File Number 333-206705-15 (the “CD 2018-CD7 Transaction”). This loan combination, including the Zenith Ridge Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CD 2018-CD7 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the pooling and servicing agreement for the CD 2018-CD7 Transaction.  The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CD 2018-CD7 Transaction.  Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Moffett Towers II - Building 1 Mortgage Loan, which constituted approximately 2.5% of the asset pool of the issuing entity as of its cut-off date.  The Moffett Towers II - Building 1 Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Moffett Towers II - Building 1 Mortgage Loan and six other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2018-B6 Mortgage Trust transaction, Commission File Number 333-207132-19 (the “Benchmark 2018-B6 Transaction”). This loan combination, including the Moffett Towers II - Building 1 Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B6 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the pooling and servicing agreement for the Benchmark 2018-B6 Transaction.  The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the Benchmark 2018-B6 Transaction.  Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Alex Park South Mortgage Loan, which constituted approximately 1.7% of the asset pool of the issuing entity as of its cut-off date.  The Alex Park South Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Alex Park South Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the Morgan Stanley Capital I Trust 2018-L1 transaction, Commission File Number 333-206582-17 (the “MSC 2018-L1 Transaction”). This loan combination, including the Alex Park South Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2018-L1 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer under the pooling and servicing agreement for the MSC 2018-L1 Transaction.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Virginia Beach Hotel Portfolio Mortgage Loan, which constituted approximately 3.4% of the asset pool of the issuing entity as of its cut-off date.  The Virginia Beach Hotel Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Virginia Beach Hotel Portfolio Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2018-C47 transaction, Commission File Number 333-226486-01 (the “WFCM 2018-C47 Transaction”). This loan combination, including the Virginia Beach Hotel Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2018-C47 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFCM 2018-C47 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFCM 2018-C47 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Moffett Towers - Buildings E, F, G Mortgage Loan, which constituted approximately 2.8% of the asset pool of the issuing entity as of its cut-off date.  The Moffett Towers - Buildings E, F, G Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Moffett Towers - Buildings E, F, G Mortgage Loan and ten other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the DBGS 2018-C1 Mortgage Trust transaction, Commission File Number 333-206705-16 (the “DBGS 2018-C1 Transaction”). This loan combination, including the Moffett Towers - Buildings E, F, G Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the DBGS 2018-C1 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the DBGS 2018-C1 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the DBGS 2018-C1 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Liberty Portfolio Mortgage Loan and The Shops at Solaris Mortgage Loan, which constituted approximately 5.6% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Liberty Portfolio Mortgage Loan and The Shops at Solaris Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Liberty Portfolio Mortgage Loan and six other pari passu loans, which are not assets of the issuing entity or (b) with respect to The Shops at Solaris Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the Benchmark 2018-B7 Mortgage Trust transaction, Commission File Number 333-226943-01 (the “Benchmark 2018-B7 Transaction”). These loan combinations, including the Liberty Portfolio Mortgage Loan and The Shops at Solaris Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B7 Transaction, which is incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the pooling and servicing agreement for the Benchmark 2018-B7 Transaction.  The responsibilities of KeyBank National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the Benchmark 2018-B7 Transaction.  Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and certificate administrator of the Virginia Beach Hotel Portfolio Mortgage Loan, the Moffett Towers - Buildings E, F, G Mortgage Loan and the Fair Oaks Mall Mortgage Loan, the primary servicer, special servicer and certificate administrator of the Christiana Mall Mortgage Loan and the certificate administrator of the Liberty Portfolio Mortgage Loan, the Zenith Ridge Mortgage Loan, The Shops at Solaris Mortgage Loan and the Alex Park South Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Christiana Mall Mortgage Loan, the Virginia Beach Hotel Portfolio Mortgage Loan, the Moffett Towers - Buildings E, F, G Mortgage Loan, and the Fair Oaks Mall Mortgage Loan and the trustee and custodian of the Liberty Portfolio Mortgage Loan, the Zenith Ridge Mortgage Loan, The Shops at Solaris Mortgage Loan and the Alex Park South Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

LNR Partners, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Liberty Portfolio Mortgage Loan and The Shops at Solaris Mortgage Loan. As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Liberty Portfolio Mortgage Loan, the Virginia Beach Hotel Portfolio Mortgage Loan, the Moffett Towers - Buildings E, F, G Mortgage Loan, the Zenith Ridge Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan, The Shops at Solaris Mortgage Loan and the Fair Oaks Mall Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the primary servicer of the GNL Portfolio Mortgage Loan, the Liberty Portfolio Mortgage Loan, the Zenith Ridge Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan, The Shops at Solaris Mortgage Loan, the Alex Park South Mortgage Loan and certain mortgage loans serviced under the Pooling and Servicing Agreement. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the Zenith Ridge Mortgage Loan and the Moffett Towers - Buildings E, F, G Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Rialto Capital Advisors, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Rialto Capital Advisors, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Rialto Capital Advisors, LLC because Rialto Capital Advisors, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the Moffett Towers II - Building 1 Mortgage Loan and the Virginia Beach Hotel Portfolio Mortgage Loan and the primary servicer and special servicer of the Alex Park South Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Midland Loan Services, a Division of PNC Bank, National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Midland Loan Services, a Division of PNC Bank, National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Midland Loan Services, a Division of PNC Bank, National Association because Midland Loan Services, a Division of PNC Bank, National Association is an unaffiliated servicer servicing less than 10% of pool assets.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Fair Oaks Mall Mortgage Loan, the Christiana Mall Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan, the Virginia Beach Hotel Portfolio Mortgage Loan and the Moffett Towers - Buildings E, F, G Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the BANK 2018-BNK12 Transaction, the trust and servicing agreement for the BBCMS 2018-CHRS Transaction, the pooling and servicing agreement for the Benchmark 2018-B6 Transaction, the pooling and servicing agreement for the WFCM 2018-C47 Transaction and the pooling and servicing agreement for the DBGS 2018-C1 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Fair Oaks Mall Mortgage Loan, the Christiana Mall Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan, the Virginia Beach Hotel Portfolio Mortgage Loan and the Moffett Towers - Buildings E, F, G Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Fair Oaks Mall Mortgage Loan, the Christiana Mall Mortgage Loan, the Virginia Beach Hotel Portfolio Mortgage Loan and the Moffett Towers - Buildings E, F, G Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that include the Virginia Beach Hotel Portfolio Mortgage Loan, the Moffett Towers - Buildings E, F, G Mortgage Loan, the Zenith Ridge Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan, the Fair Oaks Mall Mortgage Loan and the Alex Park South Mortgage Loan (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Citibank, N.A., as custodian of the Moffett Towers II - Building 1 Mortgage Loan, Pentalpha Surveillance LLC, as operating advisor of the Alex Park South Mortgage Loan and AEGON USA Realty Advisors, LLC, as special servicer of the Fair Oaks Mall Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity and (ii) the servicer compliance statements of Citibank, N.A., as certificate administrator of the Moffett Towers II - Building 1 Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer of the Virginia Beach Hotel Portfolio Mortgage Loan and the Moffett Towers II - Building 1 Mortgage Loan, and as primary servicer and special servicer of the Alex Park South Mortgage Loan, Rialto Capital Advisors, LLC, as special servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan and the Zenith Ridge Mortgage Loan and AEGON USA Realty Advisors, LLC, as special servicer of the Fair Oaks Mall Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, custodian and trustee, and Citibank, N.A., as certificate administrator and custodian:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

In the ordinary course of business, Citibank, N.A. (“Citibank”) is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions.  Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017.  Briefing on those motions was completed on August 4, 2017. On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied Plaintiffs’ motion for summary judgment and ordered the clerk to close the case. On April 20, 2018, plaintiffs filed a notice of appeal. Plaintiffs’ opening brief was filed on August 3, 2018. Citibank filed its opposition on November 2, 2018.  Plaintiffs’ filed their reply on November 16, 2018.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee.  This case includes the 24 trusts previously dismissed in the federal action, and one additional trust.  The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”).  Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016.  On June 27, 2017, the state court issued a decision, dismissing the Event of Default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims.  The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim.  Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as Receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter.  On September 30, 2016, the Court granted the motion to dismiss without prejudice for lack of subject matter jurisdiction.  On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order.  On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action.  He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017.  The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017. Defendants jointly filed a motion to dismiss the amended complaint on March 13, 2018.  On April 18, 2018, plaintiff filed its opposition. Defendants filed their joint reply on May 3, 2018.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties under the related servicing agreement for this CMBS transaction.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on December 20, 2018 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Fair Oaks Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2018-BNK12 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the BANK 2018-BNK12 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2018-BNK12 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Christiana Mall Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the BBCMS 2018-CHRS Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the BBCMS 2018-CHRS Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BBCMS 2018-CHRS Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Zenith Ridge Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CD 2018-CD7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the CD 2018-CD7 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CD 2018-CD7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Moffett Towers II - Building 1 Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B6 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2018-B6 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2018-B6 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Alex Park South Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2018-L1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the MSC 2018-L1 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSC 2018-L1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Virginia Beach Hotel Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2018-C47 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the WFCM 2018-C47 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2018-C47 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Moffett Towers - Buildings E, F, G Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the DBGS 2018-C1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the DBGS 2018-C1 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the DBGS 2018-C1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Liberty Portfolio Mortgage Loan and The Shops at Solaris Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the Benchmark 2018-B7 Transaction incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2018-B7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1            Pooling and Servicing Agreement, dated as of December 1, 2018, by and among Barclays Commercial Mortgage Securities LLC, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on January 4, 2019 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.2            Pooling and Servicing Agreement, dated as of May 1, 2018, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, AEGON USA Realty Advisors, LLC, as Fair Oaks Mall Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.3            Trust and Servicing Agreement, dated as of August 9, 2018, by and among Barclays Commercial Mortgage Securities LLC, as Depositor, Wells Fargo Bank, National Association, as Servicer and Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.4            Pooling and Servicing Agreement, dated as of August 1, 2018, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, KeyBank National Association, as Master Servicer and Westside NYC Multifamily Portfolio Special Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.5            Pooling and Servicing Agreement, dated as of October 1, 2018, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, KeyBank National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Park Bridge Lender Services LLC as Operating Advisor and Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.6            Pooling and Servicing Agreement, dated as of October 1, 2018, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and Asset Representations Reviewer, (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.7            Pooling and Servicing Agreement, dated as of October 1, 2018, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.8            Pooling and Servicing Agreement, dated as of October 1, 2018, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.9            Pooling and Servicing Agreement, dated as of November 1, 2018, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, KeyBank National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.10          Agreement Between Noteholders, dated as of November 9, 2018, by and among KeyBank National Association, as Initial Note A-1 Holder, and Société Générale Financial Corporation, as Initial Note A-2 Holder and Initial Note A-3 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.11          Co-Lender Agreement, dated as of October 5, 2018, by and among Starwood Mortgage Capital LLC, as Initial Note A-1 Holder, Starwood Mortgage Capital, as Initial Note A-2 Holder, and Starwood Mortgage Capital, as Initial Note A-3 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.12          Agreement Between Note Holders, dated as of October 11, 2018, by and between Barclays Bank PLC, as Initial Note A-1 Holder, and Barclays Bank PLC, as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.13          Co-Lender Agreement, dated as of December 20, 2018, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-4 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-5 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-6 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.14          Agreement Between Note Holders, dated as of November 26, 2018, by and between Barclays Bank PLC, as Initial Note A-1 Holder, and Barclays Bank PLC, as Initial Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.15          Co-Lender Agreement, dated as of August 9, 2018, by and among Barclays Bank PLC, as Initial Note 1 Holder, Société Générale, as Initial Note 2 Holder, and Deutsche Bank AG, New York Branch, as Initial Note 3 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.16          Agreement Between Note Holders, dated as of September 26, 2018, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-2 Holder, Citi Real Estate Funding Inc., as Initial Note A-3 Holder, Barclays Bank PLC, as Initial Note A-4 Holder, Barclays Bank PLC, as Initial Note A-5 Holder, Cantor Commercial Real Estate Lending, L.P., as Initial Note A-6 Holder, Cantor Commercial Real Estate Lending, L.P., as Initial Note A-7 Holder, and Citi Real Estate Funding Inc., as Initial Note A-8 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.17          Agreement Between Note Holders, dated as of October 11, 2018, by and between Barclays Bank PLC, as Initial Note A-1 Holder, Barclays Bank PLC, as Initial Note A-2 Holder, and Barclays Bank PLC, as Initial Note A-3 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.18          Co-Lender Agreement, dated as of October 30, 2018, between Deutsche Bank AG, acting through its New York Branch, as Note A-1-1 Holder, Deutsche Bank AG, acting through its New York Branch, as Note A-1-2 Holder, Deutsche Bank AG, acting through its New York Branch, as Note A-1-3 Holder, Deutsche Bank AG, acting through its New York Branch, as Note A-1-4 Holder, Deutsche Bank AG, acting through its New York Branch, as Note A-2 Holder, Deutsche Bank AG, acting through its New York Branch, as Note A-3 Holder, Deutsche Bank AG, acting through its New York Branch, as Note A-4 Holder, Goldman Sachs Mortgage Company, as Note A-5 Holder, Wells Fargo Bank, National Association, as Note A-6 Holder, and Wells Fargo Bank, National Association, as Note A-7 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.19          Co-Lender Agreement, dated as of August 24, 2018, by and among Starwood Mortgage Capital LLC, as Initial Note A-1 Holder, Starwood Mortgage Capital LLC, as Initial Note A-2 Holder, Starwood Mortgage Capital LLC, as Initial Note A-3 Holder, Starwood Mortgage Capital LLC, as Initial Note A-4 Holder, and Starwood Mortgage Capital LLC, as Initial Note A-5 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.20          Second Amended and Restated Co-Lender Agreement, dated as of October 12, 2018, between Wilmington Trust, National Association, as Trustee for the Registered Holders of Benchmark 2018-B6 Mortgage Trust, Commercial Mortgage Pass-Through Certificates Series 2018-B6, as Note A-1 Holder, Deutsche Bank AG, New York Branch, as Note A-2-1 Holder, Deutsche Bank AG, New York Branch, as Note A-2-2 Holder, Wilmington Trust, National Association, as Trustee for the Registered Holders of Benchmark 2018-B6 Mortgage Trust, Commercial Mortgage Pass-Through Certificates Series 2018-B6, as Note A-3-1 Holder, Deutsche Bank AG, New York Branch, as Note A-3-2 Holder, Barclays Bank PLC, as Note A-4 Holder, and Wilmington Trust, National Association, as Trustee for the Registered Holders of Wells Fargo Commercial Mortgage Trust 2018-C46, Commercial Mortgage Pass-Through Certificates, as Note A-5 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.21          Agreement Between Note Holders, dated as of October 10, 2018, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Cantor Commercial Real Estate Lending, L.P., as Initial Note A-2 Holder (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.22          Agreement Between Noteholders, dated as of September 24, 2018, by and among KeyBank National Association, as Initial Note A-1 Holder, and KeyBank National Association, as Initial Note A-2 Holder (filed as Exhibit 4.22 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

4.23          Agreement Between Noteholders, dated as of April 27, 2018, by and between Bank of America, N.A., as Initial Note A-1-1 Holder, Bank of America, N.A., as Initial Note A-1-2 Holder, Barclays Bank PLC, as Initial Note A-2-1 Holder, Barclays Bank PLC, as Initial Note A-2-2 Holder, Barclays Bank PLC, as Initial Note A-2-3 Holder, Bank of America, N.A., as Initial Note B-1 Holder, and Barclays Bank PLC, as Initial Note B-2 Holder (filed as Exhibit 4.23 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33           Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         LNR Partners, LLC, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         KeyBank National Association, as Primary Servicer

33.10       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 33.1)

33.12       LNR Partners, LLC, as Special Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 33.2)

33.13       Wilmington Trust, National Association, as Trustee of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Certificate Administrator of the GNL Portfolio Mortgage Loan (see Exhibit 33.4)

33.15       Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (see Exhibit 33.5)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (see Exhibit 33.6)

33.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the GNL Portfolio Mortgage Loan (see Exhibit 33.7)

33.18       National Tax Search, LLC, as Servicing Function Participant of the GNL Portfolio Mortgage Loan (see Exhibit 33.8)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the Fidelis Portfolio Mortgage Loan (see Exhibit 33.1)

33.20       LNR Partners, LLC, as Special Servicer of the Fidelis Portfolio Mortgage Loan (see Exhibit 33.2)

33.21       Wilmington Trust, National Association, as Trustee of the Fidelis Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Certificate Administrator of the Fidelis Portfolio Mortgage Loan (see Exhibit 33.4)

33.23       Wells Fargo Bank, National Association, as Custodian of the Fidelis Portfolio Mortgage Loan (see Exhibit 33.5)

33.24       Park Bridge Lender Services LLC, as Operating Advisor of the Fidelis Portfolio Mortgage Loan (see Exhibit 33.6)

33.25       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Fidelis Portfolio Mortgage Loan (see Exhibit 33.7)

33.26       National Tax Search, LLC, as Servicing Function Participant of the Fidelis Portfolio Mortgage Loan (see Exhibit 33.8)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot Technology Center Mortgage Loan (see Exhibit 33.1)

33.28       LNR Partners, LLC, as Special Servicer of the Home Depot Technology Center Mortgage Loan (see Exhibit 33.2)

33.29       Wilmington Trust, National Association, as Trustee of the Home Depot Technology Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Home Depot Technology Center Mortgage Loan (see Exhibit 33.4)

33.31       Wells Fargo Bank, National Association, as Custodian of the Home Depot Technology Center Mortgage Loan (see Exhibit 33.5)

33.32       Park Bridge Lender Services LLC, as Operating Advisor of the Home Depot Technology Center Mortgage Loan (see Exhibit 33.6)

33.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Home Depot Technology Center Mortgage Loan (see Exhibit 33.7)

33.34       National Tax Search, LLC, as Servicing Function Participant of the Home Depot Technology Center Mortgage Loan (see Exhibit 33.8)

33.35       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 33.10)

33.36       LNR Partners, LLC, as Special Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 33.2)

33.37       Wilmington Trust, National Association, as Trustee of the Shelbourne Global Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Certificate Administrator of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 33.4)

33.39       Wells Fargo Bank, National Association, as Custodian of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 33.5)

33.40       Park Bridge Lender Services LLC, as Operating Advisor of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 33.6)

33.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 33.7)

33.42       National Tax Search, LLC, as Servicing Function Participant of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 33.8)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the One River Place Mortgage Loan (see Exhibit 33.1)

33.44       LNR Partners, LLC, as Special Servicer of the One River Place Mortgage Loan (see Exhibit 33.2)

33.45       Wilmington Trust, National Association, as Trustee of the One River Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Wells Fargo Bank, National Association, as Certificate Administrator of the One River Place Mortgage Loan (see Exhibit 33.4)

33.47       Wells Fargo Bank, National Association, as Custodian of the One River Place Mortgage Loan (see Exhibit 33.5)

33.48       Park Bridge Lender Services LLC, as Operating Advisor of the One River Place Mortgage Loan (see Exhibit 33.6)

33.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One River Place Mortgage Loan (see Exhibit 33.7)

33.50       National Tax Search, LLC, as Servicing Function Participant of the One River Place Mortgage Loan (see Exhibit 33.8)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the Fair Oaks Mall Mortgage Loan (see Exhibit 33.1)

33.52       AEGON USA Realty Advisors, LLC, as Special Servicer of the Fair Oaks Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wilmington Trust, National Association, as Trustee of the Fair Oaks Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Certificate Administrator of the Fair Oaks Mall Mortgage Loan (see Exhibit 33.4)

33.55       Wells Fargo Bank, National Association, as Custodian of the Fair Oaks Mall Mortgage Loan (see Exhibit 33.5)

33.56       Park Bridge Lender Services LLC, as Operating Advisor of the Fair Oaks Mall Mortgage Loan (see Exhibit 33.6)

33.57       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Fair Oaks Mall Mortgage Loan (see Exhibit 33.7)

33.58       National Tax Search, LLC, as Servicing Function Participant of the Fair Oaks Mall Mortgage Loan (see Exhibit 33.8)

33.59       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan (see Exhibit 33.1)

33.60       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 33.1)

33.61       Wilmington Trust, National Association, as Trustee of the Christiana Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Certificate Administrator of the Christiana Mall Mortgage Loan (see Exhibit 33.4)

33.63       Wells Fargo Bank, National Association, as Custodian of the Christiana Mall Mortgage Loan (see Exhibit 33.5)

33.64       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Christiana Mall Mortgage Loan (see Exhibit 33.7)

33.65       National Tax Search, LLC, as Servicing Function Participant of the Christiana Mall Mortgage Loan (see Exhibit 33.8)

33.66       KeyBank National Association, as Primary Servicer of the Zenith Ridge Mortgage Loan (see Exhibit 33.9)

33.67       Rialto Capital Advisors, LLC, as Special Servicer of the Zenith Ridge Mortgage Loan

33.68       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Zenith Ridge Mortgage Loan (see Exhibit 33.4)

33.69       Wells Fargo Bank, National Association, as Custodian of the Zenith Ridge Mortgage Loan (see Exhibit 33.5)

33.70       Park Bridge Lender Services LLC, as Operating Advisor of the Zenith Ridge Mortgage Loan (see Exhibit 33.6)

33.71       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 33.9)

33.72       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan

33.73       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Citibank, N.A., as Certificate Administrator and Custodian of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 33.6)

33.76       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Alex Park South Mortgage Loan (see Exhibit 33.72)

33.77       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Alex Park South Mortgage Loan (see Exhibit 33.72)

33.78       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Alex Park South Mortgage Loan (see Exhibit 33.4)

33.79       Wells Fargo Bank, National Association, as Custodian of the Alex Park South Mortgage Loan (see Exhibit 33.5)

33.80       Pentalpha Surveillance LLC, as Operating Advisor of the Alex Park South Mortgage Loan (Omitted. See Explanatory Notes.)

33.81       Wells Fargo Bank, National Association, as Primary Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.82       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 33.72)

33.83       Wilmington Trust, National Association, as Trustee of the Virginia Beach Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.84       Wells Fargo Bank, National Association, as Certificate Administrator of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.85       Wells Fargo Bank, National Association, as Custodian of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.86       Park Bridge Lender Services LLC, as Operating Advisor of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.87       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.88       National Tax Search, LLC, as Servicing Function Participant of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 33.8)

33.89       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.1)

33.90       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.67)

33.91       Wilmington Trust, National Association, as Trustee of the Moffett Towers - Buildings E, F, G Mortgage Loan (Omitted. See Explanatory Notes.)

33.92       Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.4)

33.93       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.5)

33.94       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.6)

33.95       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.7)

33.96       National Tax Search, LLC, as Servicing Function Participant of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.8)

33.97       KeyBank National Association, as Primary Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 33.9)

33.98       LNR Partners, LLC, as Special Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 33.2)

33.99       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Liberty Portfolio Mortgage Loan (see Exhibit 33.4)

33.100     Wells Fargo Bank, National Association, as Custodian of the Liberty Portfolio Mortgage Loan (see Exhibit 33.5)

33.101     Park Bridge Lender Services LLC, as Operating Advisor of the Liberty Portfolio Mortgage Loan (see Exhibit 33.6)

33.102     KeyBank National Association, as Primary Servicer of The Shops at Solaris Mortgage Loan (see Exhibit 33.9)

33.103     LNR Partners, LLC, as Special Servicer of The Shops at Solaris Mortgage Loan (see Exhibit 33.2)

33.104     Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Shops at Solaris Mortgage Loan (see Exhibit 33.4)

33.105     Wells Fargo Bank, National Association, as Custodian of The Shops at Solaris Mortgage Loan (see Exhibit 33.5)

33.106     Park Bridge Lender Services LLC, as Operating Advisor of The Shops at Solaris Mortgage Loan (see Exhibit 33.6)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         LNR Partners, LLC, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         KeyBank National Association, as Primary Servicer

34.10       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 34.1)

34.12       LNR Partners, LLC, as Special Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 34.2)

34.13       Wilmington Trust, National Association, as Trustee of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Certificate Administrator of the GNL Portfolio Mortgage Loan (see Exhibit 34.4)

34.15       Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (see Exhibit 34.5)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (see Exhibit 34.6)

34.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the GNL Portfolio Mortgage Loan (see Exhibit 34.7)

34.18       National Tax Search, LLC, as Servicing Function Participant of the GNL Portfolio Mortgage Loan (see Exhibit 34.8)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the Fidelis Portfolio Mortgage Loan (see Exhibit 34.1)

34.20       LNR Partners, LLC, as Special Servicer of the Fidelis Portfolio Mortgage Loan (see Exhibit 34.2)

34.21       Wilmington Trust, National Association, as Trustee of the Fidelis Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Certificate Administrator of the Fidelis Portfolio Mortgage Loan (see Exhibit 34.4)

34.23       Wells Fargo Bank, National Association, as Custodian of the Fidelis Portfolio Mortgage Loan (see Exhibit 34.5)

34.24       Park Bridge Lender Services LLC, as Operating Advisor of the Fidelis Portfolio Mortgage Loan (see Exhibit 34.6)

34.25       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Fidelis Portfolio Mortgage Loan (see Exhibit 34.7)

34.26       National Tax Search, LLC, as Servicing Function Participant of the Fidelis Portfolio Mortgage Loan (see Exhibit 34.8)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot Technology Center Mortgage Loan (see Exhibit 34.1)

34.28       LNR Partners, LLC, as Special Servicer of the Home Depot Technology Center Mortgage Loan (see Exhibit 34.2)

34.29       Wilmington Trust, National Association, as Trustee of the Home Depot Technology Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Home Depot Technology Center Mortgage Loan (see Exhibit 34.4)

34.31       Wells Fargo Bank, National Association, as Custodian of the Home Depot Technology Center Mortgage Loan (see Exhibit 34.5)

34.32       Park Bridge Lender Services LLC, as Operating Advisor of the Home Depot Technology Center Mortgage Loan (see Exhibit 34.6)

34.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Home Depot Technology Center Mortgage Loan (see Exhibit 34.7)

34.34       National Tax Search, LLC, as Servicing Function Participant of the Home Depot Technology Center Mortgage Loan (see Exhibit 34.8)

34.35       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 34.10)

34.36       LNR Partners, LLC, as Special Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 34.2)

34.37       Wilmington Trust, National Association, as Trustee of the Shelbourne Global Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Certificate Administrator of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 34.4)

34.39       Wells Fargo Bank, National Association, as Custodian of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 34.5)

34.40       Park Bridge Lender Services LLC, as Operating Advisor of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 34.6)

34.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 34.7)

34.42       National Tax Search, LLC, as Servicing Function Participant of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 34.8)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the One River Place Mortgage Loan (see Exhibit 34.1)

34.44       LNR Partners, LLC, as Special Servicer of the One River Place Mortgage Loan (see Exhibit 34.2)

34.45       Wilmington Trust, National Association, as Trustee of the One River Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Wells Fargo Bank, National Association, as Certificate Administrator of the One River Place Mortgage Loan (see Exhibit 34.4)

34.47       Wells Fargo Bank, National Association, as Custodian of the One River Place Mortgage Loan (see Exhibit 34.5)

34.48       Park Bridge Lender Services LLC, as Operating Advisor of the One River Place Mortgage Loan (see Exhibit 34.6)

34.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One River Place Mortgage Loan (see Exhibit 34.7)

34.50       National Tax Search, LLC, as Servicing Function Participant of the One River Place Mortgage Loan (see Exhibit 34.8)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the Fair Oaks Mall Mortgage Loan (see Exhibit 34.1)

34.52       AEGON USA Realty Advisors, LLC, as Special Servicer of the Fair Oaks Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wilmington Trust, National Association, as Trustee of the Fair Oaks Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Certificate Administrator of the Fair Oaks Mall Mortgage Loan (see Exhibit 34.4)

34.55       Wells Fargo Bank, National Association, as Custodian of the Fair Oaks Mall Mortgage Loan (see Exhibit 34.5)

34.56       Park Bridge Lender Services LLC, as Operating Advisor of the Fair Oaks Mall Mortgage Loan (see Exhibit 34.6)

34.57       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Fair Oaks Mall Mortgage Loan (see Exhibit 34.7)

34.58       National Tax Search, LLC, as Servicing Function Participant of the Fair Oaks Mall Mortgage Loan (see Exhibit 34.8)

34.59       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan (see Exhibit 34.1)

34.60       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 34.1)

34.61       Wilmington Trust, National Association, as Trustee of the Christiana Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Certificate Administrator of the Christiana Mall Mortgage Loan (see Exhibit 34.4)

34.63       Wells Fargo Bank, National Association, as Custodian of the Christiana Mall Mortgage Loan (see Exhibit 34.5)

34.64       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Christiana Mall Mortgage Loan (see Exhibit 34.7)

34.65       National Tax Search, LLC, as Servicing Function Participant of the Christiana Mall Mortgage Loan (see Exhibit 34.8)

34.66       KeyBank National Association, as Primary Servicer of the Zenith Ridge Mortgage Loan (see Exhibit 34.9)

34.67       Rialto Capital Advisors, LLC, as Special Servicer of the Zenith Ridge Mortgage Loan

34.68       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Zenith Ridge Mortgage Loan (see Exhibit 34.4)

34.69       Wells Fargo Bank, National Association, as Custodian of the Zenith Ridge Mortgage Loan (see Exhibit 34.5)

34.70       Park Bridge Lender Services LLC, as Operating Advisor of the Zenith Ridge Mortgage Loan (see Exhibit 34.6)

34.71       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 34.9)

34.72       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan

34.73       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Citibank, N.A., as Certificate Administrator and Custodian of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 34.6)

34.76       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Alex Park South Mortgage Loan (see Exhibit 34.72)

34.77       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Alex Park South Mortgage Loan (see Exhibit 34.72)

34.78       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Alex Park South Mortgage Loan (see Exhibit 34.4)

34.79       Wells Fargo Bank, National Association, as Custodian of the Alex Park South Mortgage Loan (see Exhibit 34.5)

34.80       Pentalpha Surveillance LLC, as Operating Advisor of the Alex Park South Mortgage Loan (Omitted. See Explanatory Notes.)

34.81       Wells Fargo Bank, National Association, as Primary Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.82       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 34.72)

34.83       Wilmington Trust, National Association, as Trustee of the Virginia Beach Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.84       Wells Fargo Bank, National Association, as Certificate Administrator of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.85       Wells Fargo Bank, National Association, as Custodian of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.86       Park Bridge Lender Services LLC, as Operating Advisor of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.87       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.88       National Tax Search, LLC, as Servicing Function Participant of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 34.8)

34.89       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.1)

34.90       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.67)

34.91       Wilmington Trust, National Association, as Trustee of the Moffett Towers - Buildings E, F, G Mortgage Loan (Omitted. See Explanatory Notes.)

34.92       Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.4)

34.93       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.5)

34.94       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.6)

34.95       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.7)

34.96       National Tax Search, LLC, as Servicing Function Participant of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.8)

34.97       KeyBank National Association, as Primary Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 34.9)

34.98       LNR Partners, LLC, as Special Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 34.2)

34.99       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Liberty Portfolio Mortgage Loan (see Exhibit 34.4)

34.100     Wells Fargo Bank, National Association, as Custodian of the Liberty Portfolio Mortgage Loan (see Exhibit 34.5)

34.101     Park Bridge Lender Services LLC, as Operating Advisor of the Liberty Portfolio Mortgage Loan (see Exhibit 34.6)

34.102     KeyBank National Association, as Primary Servicer of The Shops at Solaris Mortgage Loan (see Exhibit 34.9)

34.103     LNR Partners, LLC, as Special Servicer of The Shops at Solaris Mortgage Loan (see Exhibit 34.2)

34.104     Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of The Shops at Solaris Mortgage Loan (see Exhibit 34.4)

34.105     Wells Fargo Bank, National Association, as Custodian of The Shops at Solaris Mortgage Loan (see Exhibit 34.5)

34.106     Park Bridge Lender Services LLC, as Operating Advisor of The Shops at Solaris Mortgage Loan (see Exhibit 34.6)

35           Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         KeyBank National Association, as Primary Servicer

35.5         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 35.1)

35.7         LNR Partners, LLC, as Special Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 35.2)

35.8         Wells Fargo Bank, National Association, as Certificate Administrator of the GNL Portfolio Mortgage Loan (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Fidelis Portfolio Mortgage Loan (see Exhibit 35.1)

35.10       LNR Partners, LLC, as Special Servicer of the Fidelis Portfolio Mortgage Loan (see Exhibit 35.2)

35.11       Wells Fargo Bank, National Association, as Certificate Administrator of the Fidelis Portfolio Mortgage Loan (see Exhibit 35.3)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot Technology Center Mortgage Loan (see Exhibit 35.1)

35.13       LNR Partners, LLC, as Special Servicer of the Home Depot Technology Center Mortgage Loan (see Exhibit 35.2)

35.14       Wells Fargo Bank, National Association, as Certificate Administrator of the Home Depot Technology Center Mortgage Loan (see Exhibit 35.3)

35.15       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 35.5)

35.16       LNR Partners, LLC, as Special Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 35.2)

35.17       Wells Fargo Bank, National Association, as Certificate Administrator of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 35.3)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the One River Place Mortgage Loan (see Exhibit 35.1)

35.19       LNR Partners, LLC, as Special Servicer of the One River Place Mortgage Loan (see Exhibit 35.2)

35.20       Wells Fargo Bank, National Association, as Certificate Administrator of the One River Place Mortgage Loan (see Exhibit 35.3)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Fair Oaks Mall Mortgage Loan

35.22       AEGON USA Realty Advisors, LLC, as Special Servicer of the Fair Oaks Mall Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Wells Fargo Bank, National Association, as Certificate Administrator of the Fair Oaks Mall Mortgage Loan (see Exhibit 35.3)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan

35.25       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan

35.26       Wells Fargo Bank, National Association, as Certificate Administrator of the Christiana Mall Mortgage Loan (see Exhibit 35.3)

35.27       KeyBank National Association, as Primary Servicer of the Zenith Ridge Mortgage Loan (see Exhibit 35.4)

35.28       Rialto Capital Advisors, LLC, as Special Servicer of the Zenith Ridge Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       Wells Fargo Bank, National Association, as Certificate Administrator of the Zenith Ridge Mortgage Loan (see Exhibit 35.3)

35.30       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 35.4)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       Citibank, N.A., as Certificate Administrator of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

35.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Alex Park South Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Alex Park South Mortgage Loan (Omitted. See Explanatory Notes.)

35.35       Wells Fargo Bank, National Association, as Certificate Administrator of the Alex Park South Mortgage Loan (see Exhibit 35.3)

35.36       Wells Fargo Bank, National Association, as Primary Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan

35.37       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.38       Wells Fargo Bank, National Association, as Certificate Administrator of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 35.3)

35.39       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan

35.40       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (Omitted. See Explanatory Notes.)

35.41       Wells Fargo Bank, National Association, as Certificate Administrator of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 35.3)

35.42       KeyBank National Association, as Primary Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 35.4)

35.43       LNR Partners, LLC, as Special Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 35.2)

35.44       Wells Fargo Bank, National Association, as Certificate Administrator of the Liberty Portfolio Mortgage Loan (see Exhibit 35.3)

35.45       KeyBank National Association, as Primary Servicer of The Shops at Solaris Mortgage Loan (see Exhibit 35.4)

35.46       LNR Partners, LLC, as Special Servicer of The Shops at Solaris Mortgage Loan (see Exhibit 35.2)

35.47       Wells Fargo Bank, National Association, as Certificate Administrator of The Shops at Solaris Mortgage Loan (see Exhibit 35.3)

99.1          Mortgage Loan Purchase Agreement, dated as of December 4, 2018, between Barclays Commercial Mortgage Securities LLC and Barclays Bank PLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein)

99.2          Mortgage Loan Purchase Agreement, dated as of December 4, 2018, between Barclays Commercial Mortgage Securities LLC and Starwood Mortgage Capital LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein)

99.3          Mortgage Loan Purchase Agreement, dated as of December 4, 2018, between Barclays Commercial Mortgage Securities LLC and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein)

99.4          Mortgage Loan Purchase Agreement, dated as of December 4, 2018, between Barclays Commercial Mortgage Securities LLC and KeyBank National Association (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein)

99.5          Primary Servicing Agreement, dated as of December 1, 2018, between Wells Fargo Bank, National Association and KeyBank National Association (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein)

99.6          Sub-Servicing Agreement, dated as of December 1, 2018, between Wells Fargo Bank, National Association and Berkeley Point Capital LLC d/b/a Newmark Knight Frank (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on December 20, 2018 under Commission File No. 333-226850-01 and incorporated by reference herein)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)   Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barclays Commercial Mortgage Securities LLC
(Depositor)

/s/ Daniel Vinson

Daniel Vinson, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 18, 2019