Form 10-K
period 2020-12-31
BBCMS Mortgage Trust 2018-C2
filed 2021-03-16
CIK 1754913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The GNL Portfolio Mortgage Loan, the Fidelis Portfolio Mortgage Loan, the Home Depot Technology Center Mortgage Loan, the Shelbourne Global Portfolio II Mortgage Loan and the One River Place Mortgage Loan, which constituted approximately 6.1%, 5.5%, 3.4%, 2.8% and 1.7%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the GNL Portfolio Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Fidelis Portfolio Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Home Depot Technology Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (d) with respect to the Shelbourne Global Portfolio II Mortgage Loan, four other pari passu loans, which are not assets of the issuing entity and (e) with respect to the One River Place Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the GNL Portfolio Mortgage Loan, the Fidelis Portfolio Mortgage Loan, the Home Depot Technology Center Mortgage Loan, the Shelbourne Global Portfolio II Mortgage Loan and the One River Place Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Liberty Portfolio Mortgage Loan and The Shops at Solaris Mortgage Loan, which constituted approximately 5.6% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Liberty Portfolio Mortgage Loan and The Shops at Solaris Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Liberty Portfolio Mortgage Loan, six other pari passu loans, which are not assets of the issuing entity or (b) with respect to The Shops at Solaris Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the Benchmark 2018-B7 Mortgage Trust transaction, Commission File Number 333-226943-01 (the “Benchmark 2018-B7 Transaction”). These loan combinations, including the Liberty Portfolio Mortgage Loan and The Shops at Solaris Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B7 Transaction, which is incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Christiana Mall Mortgage Loan, the Liberty Portfolio Mortgage Loan, the Virginia Beach Hotel Portfolio Mortgage Loan, the Moffett Towers - Buildings E, F, G Mortgage Loan, the Zenith Ridge Mortgage Loan, The Shops at Solaris Mortgage Loan, the Alex Park South Mortgage Loan and the Fair Oaks Mall Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the Moffett Towers II - Building 1 Mortgage Loan, the Virginia Beach Hotel Portfolio Mortgage Loan and the Alex Park South Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Midland Loan Services, a Division of PNC Bank, National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Midland Loan Services, a Division of PNC Bank, National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Midland Loan Services, a Division of PNC Bank, National Association because Midland Loan Services, a Division of PNC Bank, National Association is an unaffiliated servicer servicing less than 10% of pool assets.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Fair Oaks Mall Mortgage Loan, the Christiana Mall Mortgage Loan, the Zenith Ridge Mortgage Loan, the Alex Park South Mortgage Loan, the Virginia Beach Hotel Portfolio Mortgage Loan, the Moffett Towers - Buildings E, F, G Mortgage Loan, the Liberty Portfolio Mortgage Loan, The Shops at Solaris Mortgage Loan and the Moffett Towers II - Building 1 Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

35.28      Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 35.1)

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

Date: March 15, 2021