Form 10-K
period 2021-12-31
BBCMS Mortgage Trust 2018-C2
filed 2022-03-14
CIK 1754913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Berkeley Point Capital LLC d/b/a Newmark is the primary servicer of the Shelbourne Global Portfolio II Mortgage Loan and certain mortgage loans serviced under the Pooling and Servicing Agreement. As a result, Berkeley Point Capital LLC d/b/a Newmark is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Berkeley Point Capital LLC d/b/a Newmark in the capacities described above are listed in the Exhibit Index. Berkeley Point Capital LLC d/b/a Newmark is an affiliate of Cantor Commercial Real Estate Lending, L.P., one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Berkeley Point Capital LLC d/b/a Newmark pursuant to Item 1123.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC  This entity was engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which KeyBank National Association is the primary servicer)  and the primary servicer of the Fair Oaks Mall Mortgage Loan, the Christiana Mall Mortgage Loan, the Virginia Beach Hotel Portfolio Mortgage Loan and the Moffett Towers - Buildings E, F, G Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Fair Oaks Mall Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan, the Zenith Ridge Mortgage Loan, the Moffett Towers -  Buildings E, F, G Mortgage Loan, the Alex Park South Mortgage Loan and the Virginia Beach Hotel Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of AEGON USA Realty Advisors, LLC as special servicer of the Fair Oaks Mall Mortgage Loan prior to March 12, 2021, Situs Holdings, LLC as special servicer of the Fair Oaks Mall Mortgage Loan on and after March 12, 2021, Citibank, N.A. as custodian of the Moffett Towers II - Building 1 Mortgage Loan and Pentalpha Surveillance LLC as operating advisor of the Alex Park South Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the Fair Oaks Mall Mortgage Loan prior to March 12, 2021, Situs Holdings, LLC as special servicer of the Fair Oaks Mall Mortgage Loan on and after March 12, 2021, Rialto Capital Advisors, LLC as special servicer of the Zenith Ridge Mortgage Loan and the Moffett Towers - Buildings E, F, G Mortgage Loan and Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Moffett Towers II - Building 1 Mortgage Loan, the Alex Park South Mortgage Loan and the Virginia Beach Hotel Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

The report on assessment of compliance for the twelve months ended December 31, 2021, furnished pursuant to Item 1122 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statement for the twelve months ended December 31, 2021, furnished pursuant to Item 1123 of Regulation AB by Aegon USA Realty Advisors, LLC (“Aegon” or the “Company”), as special servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by PWC identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(3)(i)(A) of Regulation AB applicable to the Company during year ended December 31, 2021. More specifically, for the only active special serviced deal subject to Item 1122(d)(3)(i)(A), the report to the investors was not prepared in accordance with the timeframes and other terms set forth in the transaction agreements for the period of January 1, 2021 to January 21, 2021. UBSCM 2017-C4 is the specific deal related to the aforementioned finding. No other deals within Aegon’s CMBS special servicing portfolio were related to or impacted by this instance of non-compliance.

Management acknowledges the timeframe for reporting for this active special serviced deal was missed by two days. Despite the timing discrepancy, there was no impact on any investor reporting, issuing, or servicing. No additional testing was available for this particular criteria due to the downsizing of the CMBS portfolio given Aegon’s pending exit from the business line.

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

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Solutions, LLC, as Servicing Function Participant

33.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

33.10       KeyBank National Association, as Primary Servicer

33.11       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

33.12       KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 33.10)

33.13       LNR Partners, LLC, as Special Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 33.2)

33.14       Wilmington Trust, National Association, as Trustee of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (see Exhibit 33.5)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (see Exhibit 33.6)

33.17       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.18       Wells Fargo Bank, National Association, as Primary Servicer of the Fidelis Portfolio Mortgage Loan (see Exhibit 33.1)

33.19       LNR Partners, LLC, as Special Servicer of the Fidelis Portfolio Mortgage Loan (see Exhibit 33.2)

33.20       Wilmington Trust, National Association, as Trustee of the Fidelis Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.21       Wells Fargo Bank, National Association, as Custodian of the Fidelis Portfolio Mortgage Loan (see Exhibit 33.5)

33.22       Park Bridge Lender Services LLC, as Operating Advisor of the Fidelis Portfolio Mortgage Loan (see Exhibit 33.6)

33.23       CoreLogic Solutions, LLC, as Servicing Function Participant of the Fidelis Portfolio Mortgage Loan (see Exhibit 33.7)

33.24       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.25       Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot Technology Center Mortgage Loan (see Exhibit 33.1)

33.26       LNR Partners, LLC, as Special Servicer of the Home Depot Technology Center Mortgage Loan (see Exhibit 33.2)

33.27       Wilmington Trust, National Association, as Trustee of the Home Depot Technology Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Custodian of the Home Depot Technology Center Mortgage Loan (see Exhibit 33.5)

33.29       Park Bridge Lender Services LLC, as Operating Advisor of the Home Depot Technology Center Mortgage Loan (see Exhibit 33.6)

33.30       CoreLogic Solutions, LLC, as Servicing Function Participant of the Home Depot Technology Center Mortgage Loan (see Exhibit 33.7)

33.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.32       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 33.11)

33.33       LNR Partners, LLC, as Special Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 33.2)

33.34       Wilmington Trust, National Association, as Trustee of the Shelbourne Global Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 33.5)

33.36       Park Bridge Lender Services LLC, as Operating Advisor of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 33.6)

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.38       Wells Fargo Bank, National Association, as Primary Servicer of the One River Place Mortgage Loan (see Exhibit 33.1)

33.39       LNR Partners, LLC, as Special Servicer of the One River Place Mortgage Loan (see Exhibit 33.2)

33.40       Wilmington Trust, National Association, as Trustee of the One River Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Wells Fargo Bank, National Association, as Custodian of the One River Place Mortgage Loan (see Exhibit 33.5)

33.42       Park Bridge Lender Services LLC, as Operating Advisor of the One River Place Mortgage Loan (see Exhibit 33.6)

33.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the One River Place Mortgage Loan (see Exhibit 33.7)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.45       Wells Fargo Bank, National Association, as Primary Servicer of the Fair Oaks Mall Mortgage Loan (see Exhibit 33.1)

33.46       AEGON USA Realty Advisors, LLC, as Special Servicer of the Fair Oaks Mall Mortgage Loan prior to March 12, 2021 (Omitted. See Explanatory Notes.)

33.47       Situs Holdings, LLC, as Special Servicer of the Fair Oaks Mall Mortgage Loan on and after March 12, 2021 (Omitted. See Explanatory Notes.)

33.48       Wilmington Trust, National Association, as Trustee of the Fair Oaks Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of the Fair Oaks Mall Mortgage Loan (see Exhibit 33.5)

33.50       Park Bridge Lender Services LLC, as Operating Advisor of the Fair Oaks Mall Mortgage Loan (see Exhibit 33.6)

33.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the Fair Oaks Mall Mortgage Loan (see Exhibit 33.7)

33.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.53       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan (see Exhibit 33.1)

33.54       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 33.1)

33.55       Wilmington Trust, National Association, as Trustee of the Christiana Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wells Fargo Bank, National Association, as Custodian of the Christiana Mall Mortgage Loan (see Exhibit 33.5)

33.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the Christiana Mall Mortgage Loan (see Exhibit 33.7)

33.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.59       KeyBank National Association, as Primary Servicer of the Zenith Ridge Mortgage Loan (see Exhibit 33.10)

33.60       Rialto Capital Advisors, LLC, as Special Servicer of the Zenith Ridge Mortgage Loan

33.61       Wells Fargo Bank, National Association, as Trustee of the Zenith Ridge Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Custodian of the Zenith Ridge Mortgage Loan (see Exhibit 33.5)

33.63       Park Bridge Lender Services LLC, as Operating Advisor of the Zenith Ridge Mortgage Loan (see Exhibit 33.6)

33.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.65       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 33.10)

33.66       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan

33.67       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Citibank, N.A., as Custodian of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 33.6)

33.70       KeyBank National Association, as Primary Servicer of the Alex Park South Mortgage Loan (see Exhibit 33.10)

33.71       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Alex Park South Mortgage Loan (see Exhibit 33.66)

33.72       Wells Fargo Bank, National Association, as Trustee of the Alex Park South Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Custodian of the Alex Park South Mortgage Loan (see Exhibit 33.5)

33.74       Pentalpha Surveillance LLC, as Operating Advisor of the Alex Park South Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.76       Wells Fargo Bank, National Association, as Primary Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.77       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 33.66)

33.78       Wilmington Trust, National Association, as Trustee of the Virginia Beach Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Wells Fargo Bank, National Association, as Custodian of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.80       Park Bridge Lender Services LLC, as Operating Advisor of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.81       CoreLogic Solutions, LLC, as Servicing Function Participant of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.82       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.83       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.1)

33.84       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.60)

33.85       Wilmington Trust, National Association, as Trustee of the Moffett Towers - Buildings E, F, G Mortgage Loan (Omitted. See Explanatory Notes.)

33.86       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.5)

33.87       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.6)

33.88       CoreLogic Solutions, LLC, as Servicing Function Participant of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.7)

33.89       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.90       KeyBank National Association, as Primary Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 33.10)

33.91       LNR Partners, LLC, as Special Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 33.2)

33.92       Wells Fargo Bank, National Association, as Trustee of the Liberty Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.93       Wells Fargo Bank, National Association, as Custodian of the Liberty Portfolio Mortgage Loan (see Exhibit 33.5)

33.94       Park Bridge Lender Services LLC, as Operating Advisor of the Liberty Portfolio Mortgage Loan (see Exhibit 33.6)

33.95       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

33.96       KeyBank National Association, as Primary Servicer of The Shops at Solaris Mortgage Loan (see Exhibit 33.10)

33.97       LNR Partners, LLC, as Special Servicer of The Shops at Solaris Mortgage Loan (see Exhibit 33.2)

33.98       Wells Fargo Bank, National Association, as Trustee of The Shops at Solaris Mortgage Loan (Omitted. See Explanatory Notes.)

33.99       Wells Fargo Bank, National Association, as Custodian of The Shops at Solaris Mortgage Loan (see Exhibit 33.5)

33.100     Park Bridge Lender Services LLC, as Operating Advisor of The Shops at Solaris Mortgage Loan (see Exhibit 33.6)

33.101     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 33.9)

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

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Solutions, LLC, as Servicing Function Participant

34.8         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021

34.10       KeyBank National Association, as Primary Servicer

34.11       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

34.12       KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 34.10)

34.13       LNR Partners, LLC, as Special Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 34.2)

34.14       Wilmington Trust, National Association, as Trustee of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (see Exhibit 34.5)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (see Exhibit 34.6)

34.17       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.18       Wells Fargo Bank, National Association, as Primary Servicer of the Fidelis Portfolio Mortgage Loan (see Exhibit 34.1)

34.19       LNR Partners, LLC, as Special Servicer of the Fidelis Portfolio Mortgage Loan (see Exhibit 34.2)

34.20       Wilmington Trust, National Association, as Trustee of the Fidelis Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.21       Wells Fargo Bank, National Association, as Custodian of the Fidelis Portfolio Mortgage Loan (see Exhibit 34.5)

34.22       Park Bridge Lender Services LLC, as Operating Advisor of the Fidelis Portfolio Mortgage Loan (see Exhibit 34.6)

34.23       CoreLogic Solutions, LLC, as Servicing Function Participant of the Fidelis Portfolio Mortgage Loan (see Exhibit 34.7)

34.24       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.25       Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot Technology Center Mortgage Loan (see Exhibit 34.1)

34.26       LNR Partners, LLC, as Special Servicer of the Home Depot Technology Center Mortgage Loan (see Exhibit 34.2)

34.27       Wilmington Trust, National Association, as Trustee of the Home Depot Technology Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Custodian of the Home Depot Technology Center Mortgage Loan (see Exhibit 34.5)

34.29       Park Bridge Lender Services LLC, as Operating Advisor of the Home Depot Technology Center Mortgage Loan (see Exhibit 34.6)

34.30       CoreLogic Solutions, LLC, as Servicing Function Participant of the Home Depot Technology Center Mortgage Loan (see Exhibit 34.7)

34.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.32       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 34.11)

34.33       LNR Partners, LLC, as Special Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 34.2)

34.34       Wilmington Trust, National Association, as Trustee of the Shelbourne Global Portfolio II Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 34.5)

34.36       Park Bridge Lender Services LLC, as Operating Advisor of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 34.6)

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.38       Wells Fargo Bank, National Association, as Primary Servicer of the One River Place Mortgage Loan (see Exhibit 34.1)

34.39       LNR Partners, LLC, as Special Servicer of the One River Place Mortgage Loan (see Exhibit 34.2)

34.40       Wilmington Trust, National Association, as Trustee of the One River Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Wells Fargo Bank, National Association, as Custodian of the One River Place Mortgage Loan (see Exhibit 34.5)

34.42       Park Bridge Lender Services LLC, as Operating Advisor of the One River Place Mortgage Loan (see Exhibit 34.6)

34.43       CoreLogic Solutions, LLC, as Servicing Function Participant of the One River Place Mortgage Loan (see Exhibit 34.7)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.45       Wells Fargo Bank, National Association, as Primary Servicer of the Fair Oaks Mall Mortgage Loan (see Exhibit 34.1)

34.46       AEGON USA Realty Advisors, LLC, as Special Servicer of the Fair Oaks Mall Mortgage Loan prior to March 12, 2021 (Omitted. See Explanatory Notes.)

34.47       Situs Holdings, LLC, as Special Servicer of the Fair Oaks Mall Mortgage Loan on and after March 12, 2021 (Omitted. See Explanatory Notes.)

34.48       Wilmington Trust, National Association, as Trustee of the Fair Oaks Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of the Fair Oaks Mall Mortgage Loan (see Exhibit 34.5)

34.50       Park Bridge Lender Services LLC, as Operating Advisor of the Fair Oaks Mall Mortgage Loan (see Exhibit 34.6)

34.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the Fair Oaks Mall Mortgage Loan (see Exhibit 34.7)

34.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.53       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan (see Exhibit 34.1)

34.54       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 34.1)

34.55       Wilmington Trust, National Association, as Trustee of the Christiana Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wells Fargo Bank, National Association, as Custodian of the Christiana Mall Mortgage Loan (see Exhibit 34.5)

34.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the Christiana Mall Mortgage Loan (see Exhibit 34.7)

34.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.59       KeyBank National Association, as Primary Servicer of the Zenith Ridge Mortgage Loan (see Exhibit 34.10)

34.60       Rialto Capital Advisors, LLC, as Special Servicer of the Zenith Ridge Mortgage Loan

34.61       Wells Fargo Bank, National Association, as Trustee of the Zenith Ridge Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Custodian of the Zenith Ridge Mortgage Loan (see Exhibit 34.5)

34.63       Park Bridge Lender Services LLC, as Operating Advisor of the Zenith Ridge Mortgage Loan (see Exhibit 34.6)

34.64       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.65       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 34.10)

34.66       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan

34.67       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Citibank, N.A., as Custodian of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 34.6)

34.70       KeyBank National Association, as Primary Servicer of the Alex Park South Mortgage Loan (see Exhibit 34.10)

34.71       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Alex Park South Mortgage Loan (see Exhibit 34.66)

34.72       Wells Fargo Bank, National Association, as Trustee of the Alex Park South Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Custodian of the Alex Park South Mortgage Loan (see Exhibit 34.5)

34.74       Pentalpha Surveillance LLC, as Operating Advisor of the Alex Park South Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.76       Wells Fargo Bank, National Association, as Primary Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.77       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 34.66)

34.78       Wilmington Trust, National Association, as Trustee of the Virginia Beach Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Wells Fargo Bank, National Association, as Custodian of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.80       Park Bridge Lender Services LLC, as Operating Advisor of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.81       CoreLogic Solutions, LLC, as Servicing Function Participant of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.82       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.83       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.1)

34.84       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.60)

34.85       Wilmington Trust, National Association, as Trustee of the Moffett Towers - Buildings E, F, G Mortgage Loan (Omitted. See Explanatory Notes.)

34.86       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.5)

34.87       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.6)

34.88       CoreLogic Solutions, LLC, as Servicing Function Participant of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.7)

34.89       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.90       KeyBank National Association, as Primary Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 34.10)

34.91       LNR Partners, LLC, as Special Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 34.2)

34.92       Wells Fargo Bank, National Association, as Trustee of the Liberty Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.93       Wells Fargo Bank, National Association, as Custodian of the Liberty Portfolio Mortgage Loan (see Exhibit 34.5)

34.94       Park Bridge Lender Services LLC, as Operating Advisor of the Liberty Portfolio Mortgage Loan (see Exhibit 34.6)

34.95       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

34.96       KeyBank National Association, as Primary Servicer of The Shops at Solaris Mortgage Loan (see Exhibit 34.10)

34.97       LNR Partners, LLC, as Special Servicer of The Shops at Solaris Mortgage Loan (see Exhibit 34.2)

34.98       Wells Fargo Bank, National Association, as Trustee of The Shops at Solaris Mortgage Loan (Omitted. See Explanatory Notes.)

34.99       Wells Fargo Bank, National Association, as Custodian of The Shops at Solaris Mortgage Loan (see Exhibit 34.5)

34.100     Park Bridge Lender Services LLC, as Operating Advisor of The Shops at Solaris Mortgage Loan (see Exhibit 34.6)

34.101     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian on and after November 1, 2021 (see Exhibit 34.9)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         LNR Partners, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         KeyBank National Association, as Primary Servicer

35.5         Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

35.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator on and after November 1, 2021

35.7         KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 35.4)

35.8         LNR Partners, LLC, as Special Servicer of the GNL Portfolio Mortgage Loan (see Exhibit 35.2)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the Fidelis Portfolio Mortgage Loan (see Exhibit 35.1)

35.10       LNR Partners, LLC, as Special Servicer of the Fidelis Portfolio Mortgage Loan (see Exhibit 35.2)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Home Depot Technology Center Mortgage Loan (see Exhibit 35.1)

35.12       LNR Partners, LLC, as Special Servicer of the Home Depot Technology Center Mortgage Loan (see Exhibit 35.2)

35.13       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 35.5)

35.14       LNR Partners, LLC, as Special Servicer of the Shelbourne Global Portfolio II Mortgage Loan (see Exhibit 35.2)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the One River Place Mortgage Loan (see Exhibit 35.1)

35.16       LNR Partners, LLC, as Special Servicer of the One River Place Mortgage Loan (see Exhibit 35.2)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Fair Oaks Mall Mortgage Loan (see Exhibit 35.1)

35.18       AEGON USA Realty Advisors, LLC, as Special Servicer of the Fair Oaks Mall Mortgage Loan prior to March 12, 2021 (Omitted. See Explanatory Notes.)

35.19       Situs Holdings, LLC, as Special Servicer of the Fair Oaks Mall Mortgage Loan on and after March 12, 2021 (Omitted. See Explanatory Notes.)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan (see Exhibit 35.1)

35.21       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 35.1)

35.22       KeyBank National Association, as Primary Servicer of the Zenith Ridge Mortgage Loan (see Exhibit 35.4)

35.23       Rialto Capital Advisors, LLC, as Special Servicer of the Zenith Ridge Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 35.4)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       KeyBank National Association, as Primary Servicer of the Alex Park South Mortgage Loan (see Exhibit 35.4)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Alex Park South Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.29       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 35.1)

35.31       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (Omitted. See Explanatory Notes.)

35.32       KeyBank National Association, as Primary Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 35.4)

35.33       LNR Partners, LLC, as Special Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 35.2)

35.34       KeyBank National Association, as Primary Servicer of The Shops at Solaris Mortgage Loan (see Exhibit 35.4)

35.35       LNR Partners, LLC, as Special Servicer of The Shops at Solaris Mortgage Loan (see Exhibit 35.2)

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

Date: March 11, 2022