Form 10-K
period 2023-12-31
BBCMS Mortgage Trust 2018-C2
filed 2024-03-15
CIK 1754913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the Virginia Beach Hotel Portfolio Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan and the Alex Park South Mortgage Loan, which constituted approximately 3.4%, 2.5% and 1.7%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Virginia Beach Hotel Portfolio from January 1, 2023 to April 23, 2023, special servicer of the Moffett Towers II - Building 1 Mortgage Loan from January 1, 2023 to May 9, 2023 and special servicer of the Alex Park South Mortgage Loan from January 1, 2023 to April 26, 2023. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

K-Star Asset Management LLC is the special servicer of the Virginia Beach Hotel Portfolio Mortgage Loan on and after April 24, 2023, the Moffett Towers II - Building 1 Mortgage Loan on and after May 10, 2023 and the Alex Park South Mortgage Loan on and after April 27, 2023.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for K-Star Asset Management LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because K-Star Asset Management LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of K-Star Asset Management LLC because K-Star Asset Management LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

With respect to the pari passu loan combinations that include the Fair Oaks Mall Mortgage Loan, the Zenith Ridge Mortgage Loan, the Moffett Towers - Buildings E, F, G Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan, the Alex Park South Mortgage Loan and the Virginia Beach Hotel Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Situs Holdings, LLC as special servicer of the Fair Oaks Mall Mortgage Loan, Citibank, N.A. as custodian of the Moffett Towers II - Building 1 Mortgage Loan and Pentalpha Surveillance LLC as operating advisor of the Alex Park South Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Virginia Beach Hotel Portfolio Mortgage Loan prior to April 24, 2023, the Moffett Towers II - Building 1 Mortgage Loan prior to May 10, 2023 and the Alex Park South Mortgage Loan prior to April 27, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the Fair Oaks Mall Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the Zenith Ridge Mortgage Loan and the Moffett Towers - Buildings E, F, G Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the Virginia Beach Hotel Portfolio Mortgage Loan prior to April 24, 2023, the Moffett Towers II - Building 1 Mortgage Loan prior to May 10, 2023 and the Alex Park South Mortgage Loan prior to April 27, 2023 and K-Star Asset Management LLC as special servicer of the Virginia Beach Hotel Portfolio Mortgage Loan on and after April 24, 2023, the Moffett Towers II - Building 1 Mortgage Loan on and after May 10, 2023 and the Alex Park South Mortgage Loan on and after April 27, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.61       Wells Fargo Bank, National Association, as Custodian of the Zenith Ridge Mortgage Loan (see Exhibit 33.5)

33.62       Park Bridge Lender Services LLC, as Operating Advisor of the Zenith Ridge Mortgage Loan (see Exhibit 33.6)

33.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.64       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 33.10)

33.65       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

33.66       K-Star Asset Management LLC, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan on and after May 10, 2023

33.67       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Citibank, N.A., as Custodian of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 33.6)

33.70       KeyBank National Association, as Primary Servicer of the Alex Park South Mortgage Loan (see Exhibit 33.10)

33.71       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Alex Park South Mortgage Loan prior to April 27, 2023 (Omitted. See Explanatory Notes.)

33.72       K-Star Asset Management LLC, as Special Servicer of the Alex Park South Mortgage Loan on and after April 27, 2023 (see Exhibit 33.66)

33.73       Wells Fargo Bank, National Association, as Trustee of the Alex Park South Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       Wells Fargo Bank, National Association, as Custodian of the Alex Park South Mortgage Loan (see Exhibit 33.5)

33.75       Pentalpha Surveillance LLC, as Operating Advisor of the Alex Park South Mortgage Loan (Omitted. See Explanatory Notes.)

33.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.77       Wells Fargo Bank, National Association, as Primary Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.78       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan prior to April 24, 2023 (Omitted. See Explanatory Notes.)

33.79       K-Star Asset Management LLC, as Special Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan on and after April 24, 2023 (see Exhibit 33.66)

33.80       Wilmington Trust, National Association, as Trustee of the Virginia Beach Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.81       Wells Fargo Bank, National Association, as Custodian of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.82       Park Bridge Lender Services LLC, as Operating Advisor of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.83       CoreLogic Solutions, LLC, as Servicing Function Participant of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.84       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.85       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.1)

33.86       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.59)

33.87       Wilmington Trust, National Association, as Trustee of the Moffett Towers - Buildings E, F, G Mortgage Loan (Omitted. See Explanatory Notes.)

33.88       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.5)

33.89       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.6)

33.90       CoreLogic Solutions, LLC, as Servicing Function Participant of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 33.7)

33.91       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.92       KeyBank National Association, as Primary Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 33.10)

33.93       LNR Partners, LLC, as Special Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 33.2)

33.94       Wells Fargo Bank, National Association, as Trustee of the Liberty Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.95       Wells Fargo Bank, National Association, as Custodian of the Liberty Portfolio Mortgage Loan (see Exhibit 33.5)

33.96       Park Bridge Lender Services LLC, as Operating Advisor of the Liberty Portfolio Mortgage Loan (see Exhibit 33.6)

33.97       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.98       KeyBank National Association, as Primary Servicer of The Shops at Solaris Mortgage Loan (see Exhibit 33.10)

33.99       LNR Partners, LLC, as Special Servicer of The Shops at Solaris Mortgage Loan (see Exhibit 33.2)

33.100     Wells Fargo Bank, National Association, as Trustee of The Shops at Solaris Mortgage Loan (Omitted. See Explanatory Notes.)

33.101     Wells Fargo Bank, National Association, as Custodian of The Shops at Solaris Mortgage Loan (see Exhibit 33.5)

33.102     Park Bridge Lender Services LLC, as Operating Advisor of The Shops at Solaris Mortgage Loan (see Exhibit 33.6)

33.103     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

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

34.61       Wells Fargo Bank, National Association, as Custodian of the Zenith Ridge Mortgage Loan (see Exhibit 34.5)

34.62       Park Bridge Lender Services LLC, as Operating Advisor of the Zenith Ridge Mortgage Loan (see Exhibit 34.6)

34.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.64       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 34.10)

34.65       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

34.66       K-Star Asset Management LLC, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan on and after May 10, 2023

34.67       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Citibank, N.A., as Custodian of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 34.6)

34.70       KeyBank National Association, as Primary Servicer of the Alex Park South Mortgage Loan (see Exhibit 34.10)

34.71       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Alex Park South Mortgage Loan prior to April 27, 2023 (Omitted. See Explanatory Notes.)

34.72       K-Star Asset Management LLC, as Special Servicer of the Alex Park South Mortgage Loan on and after April 27, 2023 (see Exhibit 34.66)

34.73       Wells Fargo Bank, National Association, as Trustee of the Alex Park South Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       Wells Fargo Bank, National Association, as Custodian of the Alex Park South Mortgage Loan (see Exhibit 34.5)

34.75       Pentalpha Surveillance LLC, as Operating Advisor of the Alex Park South Mortgage Loan (Omitted. See Explanatory Notes.)

34.76       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.77       Wells Fargo Bank, National Association, as Primary Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.78       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan prior to April 24, 2023 (Omitted. See Explanatory Notes.)

34.79       K-Star Asset Management LLC, as Special Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan on and after April 24, 2023 (see Exhibit 34.66)

34.80       Wilmington Trust, National Association, as Trustee of the Virginia Beach Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.81       Wells Fargo Bank, National Association, as Custodian of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.82       Park Bridge Lender Services LLC, as Operating Advisor of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.83       CoreLogic Solutions, LLC, as Servicing Function Participant of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.84       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.85       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.1)

34.86       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.59)

34.87       Wilmington Trust, National Association, as Trustee of the Moffett Towers - Buildings E, F, G Mortgage Loan (Omitted. See Explanatory Notes.)

34.88       Wells Fargo Bank, National Association, as Custodian of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.5)

34.89       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.6)

34.90       CoreLogic Solutions, LLC, as Servicing Function Participant of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 34.7)

34.91       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.92       KeyBank National Association, as Primary Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 34.10)

34.93       LNR Partners, LLC, as Special Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 34.2)

34.94       Wells Fargo Bank, National Association, as Trustee of the Liberty Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.95       Wells Fargo Bank, National Association, as Custodian of the Liberty Portfolio Mortgage Loan (see Exhibit 34.5)

34.96       Park Bridge Lender Services LLC, as Operating Advisor of the Liberty Portfolio Mortgage Loan (see Exhibit 34.6)

34.97       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.98       KeyBank National Association, as Primary Servicer of The Shops at Solaris Mortgage Loan (see Exhibit 34.10)

34.99       LNR Partners, LLC, as Special Servicer of The Shops at Solaris Mortgage Loan (see Exhibit 34.2)

34.100     Wells Fargo Bank, National Association, as Trustee of The Shops at Solaris Mortgage Loan (Omitted. See Explanatory Notes.)

34.101     Wells Fargo Bank, National Association, as Custodian of The Shops at Solaris Mortgage Loan (see Exhibit 34.5)

34.102     Park Bridge Lender Services LLC, as Operating Advisor of The Shops at Solaris Mortgage Loan (see Exhibit 34.6)

34.103     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

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

35.20       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 35.1)

35.21       KeyBank National Association, as Primary Servicer of the Zenith Ridge Mortgage Loan (see Exhibit 35.5)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the Zenith Ridge Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 35.5)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

35.25       K-Star Asset Management LLC, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.26       KeyBank National Association, as Primary Servicer of the Alex Park South Mortgage Loan (see Exhibit 35.5)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Alex Park South Mortgage Loan prior to April 27, 2023 (Omitted. See Explanatory Notes.)

35.28       K-Star Asset Management LLC, as Special Servicer of the Alex Park South Mortgage Loan on and after April 27, 2023 (Omitted. See Explanatory Notes.)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan prior to April 24, 2023 (Omitted. See Explanatory Notes.)

35.31       K-Star Asset Management LLC, as Special Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan on and after April 24, 2023 (Omitted. See Explanatory Notes.)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (see Exhibit 35.1)

35.33       Rialto Capital Advisors, LLC, as Special Servicer of the Moffett Towers - Buildings E, F, G Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       KeyBank National Association, as Primary Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 35.5)

35.35       LNR Partners, LLC, as Special Servicer of the Liberty Portfolio Mortgage Loan (see Exhibit 35.2)

35.36       KeyBank National Association, as Primary Servicer of The Shops at Solaris Mortgage Loan (see Exhibit 35.5)

35.37       LNR Partners, LLC, as Special Servicer of The Shops at Solaris Mortgage Loan (see Exhibit 35.2)

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

Date: March 15, 2024