Form 10-K
period 2024-12-31
BBCMS Mortgage Trust 2018-C2
filed 2025-03-17
CIK 1754913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

K-Star Asset Management LLC is the special servicer of the Virginia Beach Hotel Portfolio Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan and the Alex Park South Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for K-Star Asset Management LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because K-Star Asset Management LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of K-Star Asset Management LLC because K-Star Asset Management LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which KeyBank National Association is the primary servicer)  and the primary servicer of the Fair Oaks Mall Mortgage Loan, the Christiana Mall Mortgage Loan, the Virginia Beach Hotel Portfolio Mortgage Loan and the Moffett Towers - Buildings E, F, G Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Fair Oaks Mall Mortgage Loan, the Zenith Ridge Mortgage Loan, the Moffett Towers - Buildings E, F, G Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan, the Alex Park South Mortgage Loan and the Virginia Beach Hotel Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Situs Holdings, LLC as special servicer of the Fair Oaks Mall Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Alex Park South Mortgage Loan, Citibank, N.A. as custodian of the Moffett Towers II - Building 1 Mortgage Loan and Pentalpha Surveillance LLC as operating advisor of the Alex Park South Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the Fair Oaks Mall Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the Zenith Ridge Mortgage Loan and the Moffett Towers - Buildings E, F, G Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Alex Park South Mortgage Loan and K-Star Asset Management LLC as special servicer of the Virginia Beach Hotel Portfolio Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan and the Alex Park South Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

33.61       Wells Fargo Bank, National Association, as Custodian of the Zenith Ridge Mortgage Loan (see Exhibit 33.5)

33.62       Park Bridge Lender Services LLC, as Operating Advisor of the Zenith Ridge Mortgage Loan (see Exhibit 33.6)

33.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.64       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 33.10)

33.65       K-Star Asset Management LLC, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan

33.66       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Citibank, N.A., as Custodian of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 33.6)

33.69       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Alex Park South Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       KeyBank National Association, as Primary Servicer of the Alex Park South Mortgage Loan (see Exhibit 33.10)

33.71       K-Star Asset Management LLC, as Special Servicer of the Alex Park South Mortgage Loan (see Exhibit 33.65)

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

33.73       Wells Fargo Bank, National Association, as Custodian of the Alex Park South Mortgage Loan (see Exhibit 33.5)

33.74       Pentalpha Surveillance LLC, as Operating Advisor of the Alex Park South Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.76       Wells Fargo Bank, National Association, as Primary Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.77       K-Star Asset Management LLC, as Special Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 33.65)

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

34.61       Wells Fargo Bank, National Association, as Custodian of the Zenith Ridge Mortgage Loan (see Exhibit 34.5)

34.62       Park Bridge Lender Services LLC, as Operating Advisor of the Zenith Ridge Mortgage Loan (see Exhibit 34.6)

34.63       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.64       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 34.10)

34.65       K-Star Asset Management LLC, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan

34.66       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Citibank, N.A., as Custodian of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 34.6)

34.69       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Alex Park South Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       KeyBank National Association, as Primary Servicer of the Alex Park South Mortgage Loan (see Exhibit 34.10)

34.71       K-Star Asset Management LLC, as Special Servicer of the Alex Park South Mortgage Loan (see Exhibit 34.65)

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

34.73       Wells Fargo Bank, National Association, as Custodian of the Alex Park South Mortgage Loan (see Exhibit 34.5)

34.74       Pentalpha Surveillance LLC, as Operating Advisor of the Alex Park South Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.76       Wells Fargo Bank, National Association, as Primary Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.77       K-Star Asset Management LLC, as Special Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 34.65)

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

35.20       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 35.1)

35.21       KeyBank National Association, as Primary Servicer of the Zenith Ridge Mortgage Loan (see Exhibit 35.5)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the Zenith Ridge Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 35.5)

35.24       K-Star Asset Management LLC, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Alex Park South Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       KeyBank National Association, as Primary Servicer of the Alex Park South Mortgage Loan (see Exhibit 35.5)

35.27       K-Star Asset Management LLC, as Special Servicer of the Alex Park South Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.29       K-Star Asset Management LLC, as Special Servicer of the Virginia Beach Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

/s/ Daniel Schmidt

Daniel Schmidt, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 14, 2025